Form 10-Q
period 2012-08-31
First State Capital Investments, Inc
filed 2012-09-12
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________________ to ________________________

Commission File Number 000-54644

First State Capital Investments, Incorporated

(Exact name of registrant as specified in its charter)

                                  Delaware                                                                      45-4371783

(State or other jurisdiction of incorporation of organization)        (I.R.S. Employee Identification Number)

                    1514 N. 35th Street, Seattle, WA.                                                      98103

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

As of September 12, 2012

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

First State Capital Investments, Incorporated
(A Development Stage Company)
BALANCE SHEETS
As Of August 31, 2012 (Unaudited) And February 29, 2012 (Audited)

	August 31, 2012	February 29, 2012
ASSETS
Current Assets
Cash	$200	$200
Total Current Assets	$200	$200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities	-	-
Long Term Liabilities	-	-
TOTAL LIABILITIES	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock (1)	-	-
Common Stock (2)	$200	$200
Additional Paid In Capital	$2,750	-
Retained Earnings	($2,750)	-
TOTAL STOCKHOLDERS’ EQUITY	$200	$200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

(1) Preferred Stock, $0.001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding
(2) Common Stock, $0.001 par value, 100,000,000 shares authorized, 200,000 shares issued and outstanding

See the accompanying summary of accounting policies and notes to the financial statements.

F-1

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND AUGUST 31, 2012 AND FOR THE PERIOD JANUARY 30, 2012 (INCEPTION) THROUGH AUGUST 31, 2012

	Three Months Ended August 31, 2012	Six Months Ended August 31, 2012	January 30, 2012 (Inception) Through August 31, 2012
REVENUES
Revenue	-	-	-
TOTAL REVENUES	-	-	-

EXPENSES
Expenses	$735	$2,750	$2,750
TOTAL EXPENSES	$735	$2,750	$2,750

NET PROFIT OR (LOSS)	($735)	($2,750)	($2,750)

NET PROFIT OR (LOSS) PER COMMON SHARE	-	($0.01)	($0.01)

PER SHARE INFORMATION
Earnings Per Share of Common Stock	-	($0.01)
Weighted Average Number of Shares of Common Stock Outstanding	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

F-2

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND FOR THE PERIOD

JANUARY 30, 2012 (INCEPTION) THROUGH AUGUST 31, 2012

	Six Months Ended August 31, 2012	January 30, 2012 (Inception) Through August 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Profit or (Loss)	($2,750)	($2,750)
NET CASH FLOW FROM OPERATING ACTIVITIES	($2,750)	($2,750)

CASH FLOW FROM FINANCING ACTIVITIES
Cash Proceeds From Issuance of Common Stock to Incorporators	-	$200
Expenses Paid by Related Party	$2,750	$2,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,750	$2,950

NET INCREASE (DECREASE) IN CASH	-	$200

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$200	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$200	$200

SUPPLEMENTAL INFORMATION
Interest Paid	-	-
Taxes Paid	-	-

See the accompanying summary of accounting policies and notes to the financial statements.

F-2

First State Capital Investments, Incorporated

(A Development Stage Company)

Notes to Financial Statements

August 31, 2012

Note 1- Basis of Presentation

The accompanying financial statements of First State Capital Investments, Incorporated (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of First State Capital Investments, Incorporated for the period ended August 31, 2012.  The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended February 29, 2012.  We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (June 1, 2012 – August 31, 2012) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

The Company's fiscal year-end is February 29.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 29, 2102, there was $200 in the Company's checking account and no cash equivalents; as of August 31, 2012, there was $200 in the Company’s checking account and no cash equivalents.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of February 29, 2012 and August 31, 2012, there were no dilutive convertible common shares outstanding.

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

At August 31, 2012, the Company had no net operating loss carry forward for federal income tax purposes.  Because the Company has no operations, no revenue, no expenses and no profits (losses), the Company has no State of Delaware income tax liability.

The Company has no deferred tax assets or liabilities as of August 31, 2012.

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

On August 31, 2012, the Company's stock register reports a total 200,000 shares of Common Stock, par value $0.001, outstanding, with 100,000 shares held and owned by Media Services, Incorporated, incorporator and 100,000 shares held and owned by Enterprise Creations, LLC, incorporator.

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

On March 8, 2012 and June 11, 2012 the Company was notified that the two incorporators, Media Services, Inc. and Enterprise Creations, LLC wished to voluntarily make an unrestricted gift of $2,000 and $750, respectively, (the 'transactions') associated with the PCAOB audit and review of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Media Services, Inc. is a Washington corporation and active with the State of Washington.  Ms. Sallye W. Soltner, CEO and Director of the Company is the President of Media Services, Inc.; Enterprise Creations, LLC is a Utah LLC and active with the State of Utah.  Mr. William D. Kyle, CFO of the Company is the sole Managing Member of Enterprise Creations, LLC.  On June 11, 2012, the CFO accepted and recorded this unrestricted gift on the Company's accounting records pursuant to and in accordance with GAAP.

Note 9 - Preferred Stock

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.  The Company's Preferred Stock has not been registered with the SEC.

The Company has not issued any shares of Preferred Stock.

Note 10 - Subsequent Events

There were no subsequent events through September 12, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Full fiscal years

First State Capital Investments, Incorporated was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation.  We have been and remain in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders.  The Company has no operations, no revenues, no employees, no operating expenses and does not currently engage in any business activity that provides funds or cash flow.  The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern due to our lack of committed funding and lack of revenue.

The Company's fiscal year ends February 29.  For the most recently audited period, January 30, 2012 (inception) and ending February 29, 2012 the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

For the fiscal quarter of this filing (June 1, 2012 – August 31, 2012), the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

b. Liquidity and Capital Resources

As of August 31, 2012, the Company had a total of $200 in assets and no liabilities.  Since inception (January 30, 2012) the Company has only received $200 in capital from its two (2) stockholders/incorporators and has received no other funding or capital resources.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  To date, we have had no discussions with our stockholders, incorporators or other investors regarding funding and we have no funding commitment or written agreement for future expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and may have to cease operations.

During the next 12 months the Company anticipates incurring an estimated $5,000 for accounting related expenses, costs of filing Exchange Act reports and costs related to consummating a business combination.  The Company's present 'burn rate' is approximately $5,000 annually for anticipated accounting related expenses, filing of Exchange Act reports and costs related to a business combination; therefore, the Company will be out of money next quarter without additional funding.  The Company does not currently engage in any business activities that provide funds or cash flow.  As of August 31, 2012, the cash balance in the Company's treasury (bank account) was $200 USD. The Company plans to pay the anticipated costs related to accounting, investigating and analyzing business combinations and filing of Exchange Act reports during the next 12 months with money in our treasury and additional amounts, if necessary, as may be loaned to or invested in the Company by our stockholders, management or other investors.

The Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors regarding funding and no funding commitment for future expenses has been obtained.  If in the future the Company needs funds to pay expenses, the Company will consider these and other yet to be identified options for raising funds and/or paying expenses.  If we are not able to obtain additional funding, the amount of cash in our treasury will run out in or about October 2012.  In the event that the money in our treasury ran out and we failed to obtain additional funding, we might have to cease operations. Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors.

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

The Company has no material commitments for capital expenditures as of August 31, 2012, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

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

There have been no unregistered sales of equity securities during the three month period (June 1, 2012 – August 31, 2012) of this report.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.  Mine Safety Disclosures.

This Item 4 is not applicable to the Company.

Item 5.  Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the three month period (June 1, 2012 – August 31, 2012) of this report.

Item 6.  Exhibits

Exhibit Number

Description

3(i)

Certificate of Incorporation; incorporated herein by reference to the Company’s most recent Amended Form 10-12(g) filing.

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

First State Capital Investments, Inc.

                (Registrant)

September 12, 2012

           /s/ Sallye W. Soltner

        Date

           Sallye W. Soltner, CEO

September 12, 2012

          /s/ William D. Kyle

        Date

          William D. Kyle, CFO

13