Form 10-Q
period 2012-11-30
First State Capital Investments, Inc
filed 2012-12-28
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________________________________________ to _____________________________________________________

Commission File Number 000-54644

First State Capital Investments, Incorporated

(Exact name of registrant as specified in its charter)

                          Delaware                                                                                                                                                                  45-4371783

(State or other jurisdiction of incorporation of organization)                                                                                                  (I.R.S. Employee Identification Number)

                 1514 N 35th Street, Seattle, WA                                                                                                                                                98103

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

As of December 27, 2012

TABLE OF CONTENTS

ITEM

                                                                                                                          PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                                                                  1

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

                                                                                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                                                                                                                 11

Item 4.  Controls and Procedures

                                                                                                                 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                                                                                                                 12

Item 1A.  Risk Factors

                                                                                                                 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                                                                                                 12

Item 3.  Defaults Upon Senior Securities

                                                                                                                 13

Item 4.  Mine Safety Disclosures

                                                                                                                 13

Item 5.  Other Information

                                                                                                                 13

Item 6.  Exhibits

                                                                                                                 13

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

First State Capital Investments, Incorporated
(A Development Stage Company)
BALANCE SHEETS
As Of November 30, 2012 (Unaudited) And February 29, 2012 (Audited)

	November 30, 2012	February 29, 2012
ASSETS
Current Assets
Cash	$200	$200
Total Current Assets	$200	$200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities	-	-
Long Term Liabilities	-	-
TOTAL LIABILITIES	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock (1)	-	-
Common Stock (2)	$200	$200
Additional Paid In Capital	$3,500	-
Deficit accumulated during development stage	($3,500)	-
TOTAL STOCKHOLDERS’ EQUITY	$200	$200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

(1) Preferred Stock, $0.001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding
(2) Common Stock, $0.001 par value, 100,000,000 shares authorized, 200,000 shares issued and outstanding

See the accompanying summary of accounting policies and notes to the financial statements.

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012

AND FOR THE PERIOD JANUARY 30, 2012 (INCEPTION) THROUGH NOVEMBER 30, 2012

	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2012	January 30, 2012 (Inception) Through November 30, 2012
REVENUES
Revenue	-	-	-
TOTAL REVENUES	-	-	-

EXPENSES
Expenses	$750	$3,500	$3,500
TOTAL EXPENSES	$750	$3,500	$3,500

NET PROFIT OR (LOSS)	($750)	($3,500)	($3,500)

NET PROFIT OR (LOSS) PER COMMON SHARE	-	($0.02)	($0.02)

PER SHARE INFORMATION
Earnings Per Share of Common Stock	-	($0.02)
Weighted Average Number of Shares of Common Stock Outstanding	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND FOR THE PERIOD

JANUARY 30, 2012 (INCEPTION) THROUGH NOVEMBER 30, 2012

	Nine Months Ended November 30, 2012	January 30, 2012 (Inception) Through November 30, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Profit or (Loss)	($3,500)	($3,500)
NET CASH FLOW FROM OPERATING ACTIVITIES	($3,500)	($3,500)

CASH FLOW FROM FINANCING ACTIVITIES
Cash Proceeds From Issuance of Common Stock to Incorporators	-	$200
Expenses Paid by Related Party	$3,500	$3,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,500	$3,700

NET INCREASE (DECREASE) IN CASH	-	$200

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$200	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$200	$200

SUPPLEMENTAL INFORMATION
Interest Paid	-	-
Taxes Paid	-	-

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Notes to Financial Statements

November 30, 2012

Note 1- Basis of Presentation

The accompanying financial statements of First State Capital Investments, Incorporated (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of First State Capital Investments, Incorporated for the period ended November 30, 2012.  The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended February 29, 2012.  We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

Note 2 - Description of Business

First State Capital Investments, Incorporated was incorporated in the State of Delaware on January 30, 2012.  The Company was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities may qualify for trading in the United States secondary market.  As of this date the company has not identified a possible business combination opportunity, has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with or concerning any target business opportunity.  The Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholders and incorporators, Media Services, Incorporated and Enterprise Creations, LLC.  The Company has generated no revenue, has generated no income or cash flow and lacks committed funding: these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During this reporting period (September 1, 2012 – November 30, 2012) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 29, 2012, there was $200 in the Company's checking account and no cash equivalents; as of November 30, 2012, there was $200 in the Company’s checking account and no cash equivalents.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of February 29, 2012 and November 30, 2012, there were no dilutive convertible common shares outstanding.

Development Stage - First State Capital Investments, Incorporated

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement number 7, which focuses on development stage companies.  Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 5 - Going Concern

First State Capital Investments, Incorporated does not meet the test of "going concern;" instead the corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities may qualify for trading in the United States secondary market.  As of this date the Company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders (the incorporators).  The Company’s financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to the Company’s ability to continue as a going concern.  No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 6 - Income Tax

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred no revenue and only losses from inception.

At November 30, 2012, the Company had no net operating loss carry forward for federal income tax purposes.  Because the Company has no operations, no revenue and no profits (losses), the Company has no State of Delaware income tax liability.

The Company has no deferred tax assets or liabilities as of November 30, 2012.

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

On November 30, 2012, the Company's stock register reports a total 200,000 shares of Common Stock, par value $0.001, outstanding, with 100,000 shares held and owned by Media Services, Incorporated, incorporator and 100,000 shares held and owned by Enterprise Creations, LLC, incorporator.

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

On March 8, 2012, June 11, 2012 and September 11, 2012 the Company was notified that the two incorporators, Media Services, Inc. and Enterprise Creations, LLC wished to voluntarily make unrestricted gifts of $2,000, $750 and $750, respectively, (the 'transactions') associated with the PCAOB audit and reviews of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Media Services, Inc. is a Washington corporation and active with the State of Washington.  Ms. Sallye W. Soltner, CEO and Director of the Company is the President of Media Services, Inc.; Enterprise Creations, LLC is a Utah LLC and active with the State of Utah.  Mr. William D. Kyle, CFO of the Company is the sole Managing Member of Enterprise Creations, LLC.  On March 8, 2012, June 11, 2012 and September 11, 2012, respectively, the CFO accepted and recorded these unrestricted gifts on the Company's accounting records pursuant to and in accordance with GAAP.

Note 9 - Preferred Stock

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.

The Company's Preferred Stock has not been registered with the SEC.

The Company has not issued any shares of Preferred Stock.

Note 10 - Subsequent Events

There were no subsequent events through the date of issuance.

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

The Company's fiscal year ends February 29.  For the most recently audited period, January 30, 2012 (inception) and ending February 29, 2012 the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

For the fiscal quarter of this filing (September 1, 2012 – November 30, 2012), the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

b. Liquidity and Capital Resources

As of November 30, 2012, the Company had a total of $200 in assets and no liabilities.  Since inception (January 30, 2012) the Company has only received $200 in capital from its two (2) stockholders/incorporators and has received no other funding or capital resources.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  To date, we have had no discussions with our stockholders, incorporators or other investors regarding funding and we have no funding commitment or written agreement for future expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and may have to cease operations.

During the next 12 months the Company anticipates incurring an estimated $5,000 for accounting related expenses, costs of filing Exchange Act reports and costs related to consummating a business combination.  The Company's present 'burn rate' is approximately $5,000 annually for anticipated accounting related expenses, filing of Exchange Act reports and costs related to a business combination; therefore, the Company will be out of money next quarter without additional funding.  The Company does not currently engage in any business activities that provide funds or cash flow.  As of November 30, 2012, the cash balance in the Company's treasury (bank account) was $200 USD.  The Company plans to pay the anticipated costs related to accounting, investigating and analyzing business combinations and filing of Exchange Act reports during the next 12 months with money in our treasury and additional amounts, if necessary, as may be loaned to or invested in the Company by our stockholders, management or other investors.  The Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors regarding funding and no funding commitment for future expenses has been obtained.  If in the future the Company needs funds to pay expenses, the Company will consider these and other yet to be identified options for raising funds and/or paying expenses. If we are not able to obtain additional funding, the amount of cash in our treasury will run out in or about January 31, 2013. In the event that the money in our treasury ran out and we failed to obtain additional funding, we might have to cease operations.

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

The Company has no material commitments for capital expenditures as of November 30, 2012, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

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

There have been no unregistered sales of equity securities during the three-month period (September 1, 2012 – November 30, 2012) of this report.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.  Mine Safety Disclosures.

This Item 4 is not applicable to the Company.

Item 5.  Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the three month period (September 1, 2012 – November 30, 2012) of this report.

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

First State Capital Investments, Inc.

                (Registrant)

December 27, 2012

                                                                                                          /s/ Sallye W. Soltner

        Date

                                                                                                          Sallye W. Soltner, CEO

December 27, 2012

                                                                                                          /s/ William D. Kyle

        Date

                                                                                                          William D. Kyle, CFO