Form 10-Q/A
period 2012-11-30
First State Capital Investments, Inc
filed 2012-12-31
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment 1

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________________________________________ to __________________________________________________________

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

As of December 31, 2012

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

                                                                                                         First State Capital Investments, Inc.

(Registrant)

December 31, 2012

/s/ Sallye W. Soltner

        Date

Sallye W. Soltner, CEO

December 31, 2012

/s/ William D. Kyle

        Date

William D. Kyle, CFO