Form 10-K
period 2013-02-28
First State Capital Investments, Inc
filed 2013-06-03
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_______________________

Commission file number 000-54644

First State Capital Investments, Inc.

(Exact name of registrant as specified in its charter)

Delaware

 45-437178339

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

Identification No.

    1514 N. 35th Street, Seattle, Wa.

  98103

 (Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code 206-422-6677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$0.00

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

200,000 shares of Common Stock, par value $0.001 as of May 30, 2013

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,1980).

Copies to:

M&K CPAS, PLLC

4100 N. Sam Houston Freeway W.

Suite 200-B

Houston, TX 77086

(832) 242-9950

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "First State Capital Investments, Incorporated," the "Company," “registrant,” "we," "our" or "us" means First State Capital Investments, Incorporated.

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

Table of Contents

ITEM 1.

 BUSINESS

2

ITEM 1A.

RISK FACTORS.

8

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

8

ITEM 2.

PROPERTIES.

8

ITEM 3.

LEGAL PROCEEDINGS.

8

ITEM 4.

 MINE SAFETY DISCLOSURES.

8

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER    PURCHASES OF EQUITY SECURITIES.  9

ITEM 6.

SELECTED FINANCIAL DATA.

9

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF    OPERATIONS.  9

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

11

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

12

NOTE 1

  DESCRIPTION OF BUSINESS

17

NOTE 2

  PREPARATION AND BASIS OF FINANCIAL STATEMENTS

17

NOTE 3

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

17

NOTE 4

 GOING CONCERN

19

NOTE 5

 INCOME TAX

19

NOTE 6

 SHARE CAPITAL

19

NOTE 7

 RELATED PARTY TRANSACTIONS

19

NOTE 8

 PREFERRED STOCK

20

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL    DISCLOSURE.  20

ITEM 9A.

CONTROLS AND PROCEDURES.

21

ITEM 9B.

OTHER INFORMATION.

21

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

22

ITEM 11.

EXECUTIVE COMPENSATION.

24

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED    STOCKHOLDER MATTERS.  26

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

27

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

28

FINANCIAL STATEMENTS

28

EXHIBITS

28

SIGNATURES

28

PART 1

Item 1.

Business

First State Capital Investments, Incorporated (the “Registrant” or “Company”), a smaller reporting company, was incorporated as a C-corporation (for profit) on January 30, 2012 under the laws of the State of Delaware.

The Company has no subsidiaries or predecessor(s).  The Company has not been involved in any bankruptcy, receivership or similar proceeding since its inception.  The Company has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  There have been no material changes in the mode of the Company conducting its business.

The Company was formed to pursue a business combination with a target business opportunity yet to be identified and finalized, to provide a method for a domestic or foreign private company to become a reporting company whose securities may qualify for trading in the United States secondary market or to engage in any lawful corporate undertaking.  As of this date the Company has not identified a possible business combination or reached terms with a possible business combination.  The Company has not entered into a letter of intent with or concerning any target business opportunity and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity.  We have been in the developmental stage since inception and have no other operations to date other than issuing shares to our two incorporators, our original shareholders, and filing required quarterly statements on Form 10Q with the Securities and Exchange Commission pursuant to the requirements of The Exchange Securities Act of 1934.

Financial information about segments.

The Company's fiscal year ends February 28.  For the most recently audited period, February 29, 2012 and ending February 28, 2013, the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200.00 cash on hand.

The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern by stating in Note 4 to the financial statements, "First State Capital Investments, Incorporated does not meet the test of ‘going concern’."  This substantial doubt is due to our lack of committed funding and lack of revenue.

Narrative description of business.

First State Capital Investments, Incorporated is a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act").  The U.S. Securities and Exchange Commission ("SEC") defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies, other equity, or person."  The Company also qualifies as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because it has no or nominal operations and no or nominal assets and its assets consist solely of cash and cash equivalents.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities may qualify for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities or the OTC Markets, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Potential Target Companies

Business entities, if any, which may be interested in a combination with the Company may include the following:

1.

A company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

2.

A company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

3.

A company that wishes to become public with less dilution of its securities than would occur upon an underwriting;

4.

A company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

5.

A foreign company that may wish an initial entry into the United States securities market;

6.

A special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

7.

A company seeking one or more of the other perceived benefits of becoming a public company.

There are certain perceived benefits to being a reporting company.  These are commonly thought to include the following:

1.

Increased visibility in the financial community;

2.

Compliance with a requirement for admission to quotation on the OTC Markets;

3.

The facilitation of borrowing from financial institutions;

4.

Increased valuation;

5.

Greater ease in raising capital;

6.

Compensation of key employees through stock options for which there may be a market valuation;

7.

Enhanced corporate image.

There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

1.

The requirement for audited financial statements;

2.

Required publication of corporate information;

3.

Required filings of periodic and episodic reports with the Securities and Exchange Commission;

4.

Increased rules and regulations governing management, corporate activities and shareholder relations.

Comparison with Direct Public Offering

Certain private companies may find the use of a business combination with a public reporting company prior to filing its initial public offering attractive for several reasons including:

1.

Easier to obtain an underwriter;

2.

Establishment of a public record and public filings for use with the FINRA application process;

Possible delays in the public offering process;

1.

Greater visibility to the financial community.

2.

Certain private companies may find a business combination less attractive than an initial public offering of their securities.  Reasons for this may include the following:

•

No investment capital raised through a business combination;

•

No underwriter support of trading;

•

Increased expenses for meeting reporting requirements.

Strategies for Identifying and Completing a Business Combination

The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  The Company may not be able to successfully compete against entities with greater financial, technical and managerial expertise.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying a possible business opportunity and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

The Company may seek to locate a target company through the utilization of consultants or other professionals in the business and financial communities by seeking their referrals of potential target companies, through solicitation or through other, yet to be identified methods.  If the Company decides to locate a target company through solicitation, such a solicitation program might include, but would not be limited to newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more web sites and/or similar methods.  The Company has no advertising program to support such a solicitation and its present advertising costs are zero.  If the Company decides to locate a target company through a solicitation program, the Company might develop an advertising program and might incur advertising costs.  The advertising costs, if incurred, of locating a target company through solicitation would be paid with money in our treasury and additional amounts, if and as necessary, may be loaned to or invested in the Company by our stockholders, management or other investors.  The Company has had no discussions with stockholders, management or other investors regarding funding.  If necessary, the Company will consider these and other yet to be identified options for paying these expenses.  No assurances can be given that the Company may seek to locate a target company through the utilization of consultants or other professionals in the business and financial communities and seeking their referrals of potential target companies; or through solicitation or through other, yet to be identified methods or that the Company would develop and implement an advertising program to support a solicitation, if the Company decided to locate a target company through solicitation, or that the Company would incur any advertising costs as a result of any possible solicitation program or that such a solicitation program would lead to the location of a target company.

The identification and analysis of a potential new business opportunity suitable for completing a business combination will be undertaken by or under the supervision of the officers and directors of the Company.  Our officers and directors are actively seeking identification of a new business opportunity through their personal and professional business contacts, in their roles as marketing and business development consultants, in dialogues with entrepreneurs and management of other businesses seeking to expand their operations and in discussions with investors and related professionals, such as accountants and attorneys, in hopes of working together.  Our officers and directors believe that these groups may provide a networking platform from which to identify a potential business combination.

The Company has unrestricted flexibility in seeking, analyzing and participating in a potential business opportunity in that it may seek out a target company in any type of business, industry or geographical location.  In its efforts to analyze potential targets, the Company will consider the following kinds of factors:

1.

Potential for growth, indicated by new technology, anticipated market expansion or new products.

2.

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole.

3.

Strength and diversity of management, either in place or scheduled for recruitment.

4.

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

5.

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials.

6.

The extent to which the business opportunity can be advanced.

7.

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

8.

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  In evaluating a prospective business combination, we will conduct as extensive a due diligence review of the potential target opportunity as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals.  The costs associated with hiring third parties as required to aid us with due diligence and complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company, whether current shareholders of the Company will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction are all factors that determine the costs associated with completing a business combination transaction.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments may require substantial management time and attention and unknown costs for accountants, attorneys and others.  The time and costs required to complete a business combination can be estimated once a business combination target has been identified.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation may not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.  Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and therefore there may be no perceived benefit to any private company seeking a business combination with us as we are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination which would include information required by Form 10 on the private company.  It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.  However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.  As a result we may not be able to complete a business combination.

The Company has not entered into any definitive agreement with any party nor have there been any specific discussions with any potential business combination candidates regarding a business opportunity for the Company.  No assurances can be given that the Company will be able to successfully identify, evaluate or enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Potential Business Combination

The manner in which the Company participates in a business opportunity will depend upon the nature of the business opportunity, the respective needs and desires of the Company and the relative negotiating strength of the Company.  It is likely that the Company will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Company, which could result in substantial dilution to the equity of stockholders of the Company immediately prior to the consummation of a business combination.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The Company intends to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction.  In the case of an acquisition, the transaction may be accomplished upon the sole determination of the Company’s Board of Directors without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, the Company’s management will seek to structure any such transaction so as not to require stockholder approval.

In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required.  The Company will file a current report on Form 8-K, as required, within four business days of a business combination that results in the Company ceasing to be a shell company.  This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization or business combination transaction.  As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully combined with a business opportunity.  The company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do further pursuant to the Securities and Exchange Act of 1934.  The company believes that being a reporting company under the Exchange Act of 1934, as amended, could provide a prospective acquisition or merger candidate with additional information concerning the Company that might make the Company more attractive to a business opportunity as a potential business combination.  When the Registration Statement becomes effective, the Company will comply with the periodic reporting requirements of the Exchange Act for so long as the Company is subject to those requirements.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Our common stock is subject to the "penny stock" regulations, which are likely to make it more difficult to sell.  The term "penny stock" generally refers to low-priced (below $5), speculative securities of very small companies and is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company

(iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.  While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges.  In addition, penny stocks include the securities of certain private companies with no active trading market.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction.  The firm must furnish the customer a document describing the risks of investing in penny stocks. Prior to a transaction in a penny stock, a broker-dealer is required to:

1.

Deliver to a prospective customer a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

2.

Provide the prospective customer with a current market quotation, if any, for the penny stock;

3.

Explain to the prospective customer the compensation the firm, its broker-dealer and its salesperson will receive for the trade; and,

4.

Provide the customers with monthly account statements showing the market value of each penny stock held in the customer's account.

These rules and requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules, such as ours, restricting the pool of potential investors for our stock and making it more difficult for investors to sell their shares once acquired.  In addition, the 'pink sheet' market is vulnerable to abuse, fraud and questionable sales practices, as seen in its history, and fraught with brokers who use high-pressure sales techniques and cold calling.  Some brokers in penny stocks have offered claims of 'once in a lifetime investment opportunity' or claims of a company with an impressive track record or a record of favorable past performance.  Some brokers have utilized fraudulent or manipulative sales practices such as making false guarantees of profits or claiming to have 'insider information' or employed 'pump and dump' schemes, also known as 'hype and dump manipulation,' involving promoting the company's stock (typically microcap companies) through false and misleading statements to the marketplace.  After pumping the stock, these brokers/fraudsters make huge profits by selling their cheap stock into the market.  Additionally, because it may be difficult to find quotations for certain penny stocks, these stocks may be impossible to accurately price.  Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.  Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares or may lose their whole investment.

The Company will not retain an equity interest (common stock) in any private company with which we engage in a business combination. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

We have no employees, either full-time or part-time employees.  Our officers and directors volunteer their time to the Company and receive no compensation for their services.  Our officers and directors do not meet Black’s Law Dictionary definition of employee because they are not in the service of the Company under any contract for hire, expressed or implied, oral or written.  Further, the Company does not have the power or right to control and direct our officers or directors in the material details of how work is to be performed and our officers and directors do not receive any compensation from the Company.  Our officers and directors are engaged in outside business activities and we anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified.  The specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company and believe that it will be able to devote the time required to consummate a business combination transaction as necessary.  We expect no significant changes in the number of our employees other than such changes, if any, as are incident to a business combination.

The Company will not retain an equity interest (common stock) in any private company with which we engage in a business combination.  Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Reports to Security Holders

The Company will comply with all required disclosures needing to be distributed to security holders including the delivery of an annual report, when required.

As a registered corporation, the Company will comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and file reports required by the Exchange Act for so long as the Company is subject to those requirements.  These reports include the quarterly and annual reports filed on Forms 10-Q and 10-K, respectively, and current report on Form 8-K.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room, Room 1580, at 100 F Street N.E., Washington, D. C. 20549.  The public my obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www/sec.gov.

Item 1A.

Risk Factors.

The Company is a smaller reporting company and is not required to provide the information required by this item.

Item 1B.

Unresolved Staff Comments.

There are no unresolved staff comments.

Item 2.

Properties.

The principal executive offices of the Company are located at 1514 N. 35th Street, Seattle, Washington 98103.  These offices are provided by a director of the Company at no cost to the Company.

Item 3.

Legal Proceedings.

The Company is not a party to any legal proceeding and to the best of its knowledge no such proceedings by or against the Company have been threatened or initiated.

There have been no legal proceedings or events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company since its inception (January 30, 2012).

Item 4.

Mine Safety Disclosures.

Item 4, Mine safety Disclosures is not applicable to the Company.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

The registrant’s common stock is not trading on any exchange.  The registrant is not aware of any market activity in its stock since its inception (January 30, 2012) through the date of this filing.

As of February 28, 2013, there were two (2) holders of record of 200,000 shares of the Company's Common Stock, par value $0.001, that are issued and outstanding.  The two holders of record of the Company’s Common Stock, par value $0.001, are the incorporators, Media Services, Incorporated, holding 100,000 shares of the Company’s Common Stock, par value $0.001, and Enterprise Creations, LLC, holding 100,000 shares of the Company’s Common Stock, par value $0.001.

As the sole Director, Officer and shareholder of Media Services, Incorporated, Ms. Soltner (Director, Chief Executive Officer, President and Treasurer of the Registrant) has voting and dispositive power and rights with regard to the shares of the Registrant held by Media Services, Incorporated.

As the sole Managing Member of Enterprise Creations, LLC, Mr. Kyle (Director, Chief Financial Officer and Secretary of the Registrant) has voting and dispositive power with regard to the shares of the Registrant held by Enterprise Creations, LLC.

The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of Management to utilize all available funds for the development of the registrant’s business.

Since its inception, no dividends have been paid on the registrant’s Common Stock.  The registrant intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company has not authorized any securities for issuance under any equity compensation plan.  The Company has no equity compensation plan or individual compensation arrangement.  It is the present intention of management to not create an equity compensation plan or individual compensation arrangement.

(e) Performance graph.  The Company is a smaller reporting company and not required to provide the information required by this paragraph (e).

Item 6.

Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by § 229.10(f)(1), is not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

a.  Full fiscal years

The Company was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation.  We have been and remain in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders.  The Company has no operations, no revenues, no employees, no operating expenses and does not currently engage in any business activity that provides funds or cash flow.  The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern due to our lack of committed funding and lack of revenue.

The Company's fiscal year ends February 28.  For the most recently audited period, January 30, 2012 (inception) and ending February 28, 2013 the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

b. Liquidity and Capital Resources

As of February 28, 2013, the Company had a total of $200 in assets and no liabilities.  Since inception (January 30, 2012) the Company has only received $200 in capital from its two (2) stockholders/incorporators and has received no other funding or capital resources.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  To date, we have had no discussions with our stockholders, incorporators or other investors regarding funding and we have no funding commitment or written agreement for future expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and may have to cease operations.

During the next 12 months the Company anticipates incurring an estimated $5,000 for accounting related expenses, costs of filing Exchange Act reports and costs related to consummating a business combination.  The Company's present 'burn rate' is approximately $5,000 annually for anticipated accounting related expenses, filing of Exchange Act reports and costs related to a business combination; therefore, the Company will be out of money next quarter without additional funding.  The Company does not currently engage in any business activities that provide funds or cash flow.  As of February 28, 2013, the cash balance in the Company's treasury (bank account) was $200 USD.  The Company plans to pay the anticipated costs related to accounting, investigating and analyzing business combinations and filing of Exchange Act reports during the next 12 months with money in our treasury and additional amounts, if necessary, as may be loaned to or invested in the Company by our stockholders, management or other investors.  The Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors regarding funding and no funding commitment for future expenses has been obtained.  If in the future the Company needs funds to pay expenses, the Company will consider these and other yet to be identified options for raising funds and/or paying expenses.  If we are not able to obtain additional funding, the amount of cash in our treasury will run out in or about June 1, 2013.  In the event that the money in our treasury ran out and we failed to obtain additional funding, we might have to cease operations.

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

The Company has no material commitments for capital expenditures as of February 28, 2013, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First State Capital Investments, Incorporated

(A Development Stage Company)

We have audited the accompanying balance sheets of First State Capital Investments, Incorporated (A Development Stage Company) as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2012 and from January 30, 2012 (inception) through February 28, 2013 and February 29, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration on internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of First State Capital Investments, Incorporated (A Development Stage Company) as of February 28, 2013 and February 29, 2012 and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has generated no income as of February 28, 2013, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 30, 2013

First State Capital Investments, Incorporated

(A Development Stage Company)

Balance Sheets
As Of February 28, 2013 And February 29, 2012

Balance Sheets	February 28, 2013	February 29, 2012
Assets
Assets, Current
Cash and Cash Equivalents	$ 200	$ 200
Assets, Current
Total Assets	$ 200	$ 200

Liabilities and Stockholders’ Equity
Liabilities
Liabilities, Current	$ 0	$ 0
Liabilities, Noncurrent	$ 0	$ 0
Total Liabilities	$ 0	$ 0

Stockholders’ Equity
Preferred Stock	$ 0	$ 0
Common Stock	$ 200	$ 200
Additional Paid-in Capital	$ 4,349	$ 0
Retained Earnings (Accumulated Deficit)	($4,349)	$ 0
Total Stockholders’ Equity	$ 200	$ 200
Liabilities and Stockholders’ Equity	$ 200	$ 200

Stockholders’ Equity, Number of Shares, Par Value and Other Disclosures
Preferred Stock, Par $0.001 Shares Authorized	50,000,000	50,000,000
Preferred Stock, Par $0.001 Shares Issued	0	0
Preferred Stock, Par $0.001 Shares Outstanding	0	0
Common Stock, Par $0.001 Shares Authorized	100,000,000	100,000,000
Common Stock, Par $0.001 Shares Issued	200,000	200,000
Common Stock, Par $0.001 Shares Outstanding	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statements of Operations

For The Twelve Months Ended February 28 and From Inception (January 30, 2012) To February 29, 2012

And For The Period January 30, 2012 (Inception) Through February 28, 2013

Income Statement	Twelve Months Ended February 28, 2013	January 30, 2012 (Inception) To February 29, 2012	January 30, 2012 (Inception) To February 28, 2013
Revenues
Revenues, total	$ 0	$ 0	$ 0
Cost of Revenue
Cost of Revenue, total	$ 0	$ 0	$ 0
Gross Profit	$ 0	$ 0	$ 0
Operating Expenses
Operating Expenses	$ 4,349	$ 0	$ 4,349
Operating Income	($4,349)	$ 0	($4,349)
Net Income (Loss) Available to Common Stockholders, Basic	($4,349)	$ 0	($4,349)

Earnings Per Share
Earnings Per Shares, Basic	($0.02)	$ 0
Weighted Average Number of Shares Outstanding, Basic	200,000	$ 0
Earnings Per Share, Diluted	($0.02)	$ 0
Weighted Average Number of Shares Outstanding, Diluted	200,000	$ 0
Earnings Per Share, Basic and Diluted	($0.02)	$ 0
Weighted Average Number of Shares Outstanding, Basic and Diluted	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statement Of Changes In Stockholders’ Equity

For The Period January 30, 2012 (Inception) Through February 28, 2013

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity

Common Stock issued to incorporators at $0.001 per share	0	$ 0	200,000	$ 200	$ 0	$ 0	$ 200
Net Loss for the period ended February 29, 2012	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Balance February 29, 2012	0	$ 0	200,000	$ 200	$ 0	$ 0	$ 200
Expenses paid by Incorporators	0	$ 0	$ 0	$ 0	$ 4,349	$ 0	$ 4,349
Net loss for the period ended February 28, 2013	0	$ 0	$ 0	$ 0	$ 0	($4,349)	($4,349)
Balance February 28, 2013	0	$ 0	200,000	$ 200	$ 4,349	($4,349)	$ 200

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statements of Cash Flows

For The Twelve Months Ended February 28, 2013 And For The Period January 30, 2012 (Inception) Through February 29, 2012 and January 30, 2012 (Inception) through February 28, 2013

	Twelve Months Ended February 28, 2013	January 30, 2012 (Inception) To February 29, 2012	January 30, 2012 (Inception) To February 28, 2013
Cash Flows From Operating Activities
Net Income (Loss)	($4,349)	$ 0	($4,349)
Net Cash Provided by (Used in) Operating Activities	($4,349)	$ 0	($4,349)

Cash Flows From Financing Activities
Proceeds from issuance of Common Stock to incorporators	$ 0	$ 200	$ 200
Proceeds from Contributed Capital	$ 4,349	$ 0	$ 4,349
Net Cash Provided by financing Activities	$ 4,349	$ 200	$ 4,549

Net Changes In Cash	$ 0	$ 200	$ 200
Cash at Beginning of Period	$ 200	$ 0	$ 0
Cash at End of Period	$ 200	$ 200	$ 200

Supplemental Information
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2013

Note 1

Description of Business

First State Capital Investments, Incorporated (the "Company"), a Delaware "blank check" Company, was incorporated on January 30, 2012.  The Company is actively seeking a merger candidate and currently has no operations.

Note 2

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

The Company's fiscal year-end is February 28.

Note 3

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of February 28, 2013, there was $200 in the Company's checking account and no cash equivalents.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of February 28, 2013 there were no dilutive convertible common shares outstanding.

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

Note 4

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

Note 5

Income Tax

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $4,349 as of February 28, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of $4,349 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the year ended February 28, 2013 and February 29, 2012 and had no uncertain tax positions as at February 28, 2013 and February 29, 2012:

	2013	2012
Net operating loss carry forward	$4,349	$0
Statutory rate	35%	35%

Deferred tax Asset	$1,522	$0
Valuation allowance	$(1,522)	$0

Income tax provision	$0	$0

Note 6

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

On February 28, 2013, the Company's stock register reports a total 200,000 shares of Common Stock, par value $0.001, outstanding, with 100,000 shares held and owned by Media Services, Incorporated, incorporator and 100,000 shares held and owned by Enterprise Creations, LLC, incorporator.

Note 7

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

Note 8

Preferred Stock

The Company's Certificate of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.  The Company's Preferred Stock has not been registered with the SEC.

The Company has not issued any shares of Preferred Stock.

Note 9

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute.  The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein.  The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.  The Company had no other items that required fair value measurement on a recurring basis.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements At
February 28, 2013	Carrying Value February 28, 2013	Level 1	Level 2	Level 3
$0	$0	$0	$0	$0

Note 10

Subsequent Events

There were no subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure.

Since inception, the Financial Statements of the Company have been reviewed and audited by M&K CPAS, PLLC.  There have been no changes in or disagreements with M&K CPAS, PLLC regarding accounting and financial disclosure matters at any time.

Item 9A.

Controls and Procedures.

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

Item 9B.

Other Information.

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and (b) Identification Executive Officers

First State Capital Investments, Incorporated

Directors and Executive Officers

February 28, 2013

Name	Age	Position
Sallye W. Soltner	57	Director, Chief Executive Officer, President, Treasurer
William D. Kyle	67	Director, Chief Financial Officer, Secretary

Ms. Soltner and Mr. Kyle were elected to their Directorship positions for the calendar years 2012 and 2013 at meetings of the shareholders held on February 10, 2012 and January 17, 2013.  The terms of office of the Company’s Directors expires at the Company’s annual meeting of stockholders or until successor(s) is/are duly elected and qualified.

(c) Identification of certain significant employees. None.  The company has no employees.

(d) Family Relationships. None.

(e) Business Experience

(1)

Background

Ms. Sallye W. Soltner, Director, Chief Executive Officer, President and Treasurer

Ms. Sallye W. Soltner possesses over 32 years of experience in marketing and advertising with a focus upon small businesses to help them develop strategies to successfully grow their business.   Since 1966, Ms. Soltner has managed her own marketing company, Media Services, Inc., a company she founded and one of the two incorporators of the Company.

Dates	Company	Position	Remarks / Comments
1996 - Present	Media Services, Inc.	Director, President	Marketing and Advertising Agency

Mr. William D. Kyle, Director, Chief Financial Officer and Secretary

Mr. William D. Kyle possesses over thirty years experience in business development, marketing and sales.  Mr. Kyle's most recent experiences include:

Dates	Company	Position	Remarks / Comments
07/07 - Present	BANDE Holdings, LLC	Managing Member	Business Development Consulting
08/08 - Present	Assured Equities, LLC	Managing Member	Business Development Consulting
04/09 - Present	Enterprise Creations, LLC	Managing Member	Business Development Consulting

(2) Directorships

Ms. Sallye W. Soltner:

Company	SEC File No.	Pending Business Combinations	Trading Market	Remarks / Comments
Sunshine State Capital Investments, Inc.	000-54643	None	None

Ms. Soltner was Director, CEO, President and Treasurer of Sunshine State Capital Investments, Inc.  Ms. Soltner resigned her positions with Sunshine State Capital Investments, Inc. on September 15, 2012 when the company was sold.

Mr. William D. Kyle:

Company	SEC File No.	Pending Business Combinations	Trading Market	Remarks / Comments
Enterprise IV Corp.	000-53365	Unknown	None	Mr. Kyle resigned as President, Treasurer and Director of Enterprise IV Corp. on March 24, 2009
Enterprise V Corp.	000-53322	Unknown	None	Mr. Kyle resigned as President, Treasurer and Director of Enterprise V Corp. on October 14, 2008
Enterprise VI Corp.	000-53351	Unknown	None	Mr. Kyle resigned as President, Treasurer and Director of Enterprise VI Corp. on October 15, 2008
Assured Equities IV Corp.	000-53734	Unknown	None	Mr. Kyle resigned as President, Treasurer and Director of Assured Equities IV Corp. on June 25, 2010
Assured Equities V Corp. (name changed to Ultimate Indoor Football League)	000-53787	Unknown	None	Mr. Kyle resigned as President, Treasurer and Director of Assured Equities V Corp/UIFL. on January 2, 2012.
Sunshine State Capital Investments, Inc.	000-54643	None	None

Mr. Kyle was Director, CFO and Secretary of Sunshine Capital Investments, Inc.  Mr. Kyle resigned his positions with Sunshine State Capital Investments, Inc. on September 15, 2012 when the company was sold.

 (f) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(g) Promoters and control persons:  None.

Item 11.

Executive Compensation.

The Company's officers and directors have not received any cash compensation or other any other form of remuneration since inception (January 30, 2012).  The Company’s officers and directors will not receive any compensation or remuneration upon completion of an offering nor until the consummation of a business combination, acquisition or merger acquisition of a business opportunity.  No compensation or remuneration of any nature has been paid to any officer or director on account of services rendered by such in those capacitates.  The Company's officers and directors intend to devote no more than a few hours a week on a volunteer basis to the affairs of the Company.

It is possible that after the Company successfully consummates a business combination, acquisition or merger with an unaffiliated entity that entity may desire to employ or retain one or more members of our management or one or more of our directors for the purposes of providing services to the surviving entity.  However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management or directors will not be a consideration in our decision whether to undertake any proposed transaction.

The Company has not adopted any retirement, pension, profit sharing, stock option, stock warrant, stock or equity incentive plan, deferred compensation or insurance program or other similar programs for the benefit of its employees, officers or directors.

The Company has not issued any stock warrants, options or grants to any officer or director.

There are no understandings or agreements regarding compensation our management, officers or directors will receive after a business combination that is required to be included in this table or otherwise.

(a) General

(1) Treatment of foreign private issuers.

The Company is a U.S. issuer.  This paragraph is not applicable to the Company.

(2)

All compensation covered.

The Company has not paid any executive officer or director any form of compensation whatsoever since its inception on January 30, 2012.  Executive officers and directors volunteer their time to the Company.

(3)

Persons covered.

Disclosure is provided for the Company’s two executive officers (Ms. Sallye W. Soltner and Mr. William D. Kyle) and two directors (Ms. Sallye W. Soltner and Mr. William D. Kyle) both of whom have been with the Company since inception (January 30, 2012).

(b) Compensation discussion and analysis.

The Company has no compensation plan or program.  The Company has not paid any compensation whatsoever, in any form whatsoever, to any executive officer or director since inception (January 30, 2012).

(c) Summary compensation table.

The Company has not paid any salary, bonus, awarded stock, awarded options, non-equity incentive compensation, no deferred compensation or pension or any other type of compensation or grant or gift from inception (January 30, 2012) through February 28, 2013 to any executive officer.

(d) Grants of plan-based awards.

The Company has not established any equity incentive plan including stock grants, stock warrants or stock options, for any executive officer or director.  During the last completed fiscal year, ended February 28, 2013, the Company has not issued a grant or award to any executive officer.

(e) Narrative disclosure to summary compensation table and grants of plan-based awards table.

The Company has not established any compensation plan or grants of awards plan for any executive officer since the Company’s inception, January 30, 2012.

(f) Outstanding equity awards at fiscal year-end table.

The Company has not established any equity award plan.  Since inception (January 30, 2012) the Company has not awarded any equity award, including stock options, stock grants or stock warrants, to any executive officer of the Company.

(g) Option exercises and stock vested table.

The Company has not established any stock option plan.  Since inception (January 30, 2012) The Company has not issued any stock options to any executive officer.

(h) Pension benefits.

The Company has not established any pension plan since inception (January 30, 2012).

(i) Nonqualified defined contribution and other nonqualified deferred compensation plans.

Since inception (January 30, 2012) the Company has not established any deferred compensation plan.

(j) Potential payments upon termination or change-in-control.

The Company has no plan, contract, agreement or understanding, written or unwritten, to provide payment(s) to any executive officer at, following or in connection with any termination including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer's responsibilities, with respect to each named executive officer.

(k) Compensation of directors.

The Company has not paid its directors any compensation including cash, stock, stock options, warrants, grants, pension, deferred compensation or any other form of compensation.

(l) The Company is a smaller reporting company.

(m) General (1) All compensation covered.

The Company has paid no compensation whatsoever to any executive officer or director of the Company since inception, January 30, 2012.

(n) Summary compensation table (1) General.

As a smaller reporting company, the Company has not paid any salary ($), bonus ($), stock award ($), option award ($), nonequity incentive plan compensation ($), nonqualified deferred compensation earnings ($) or any other form of compensation ($) to any executive officer or director of the Company since the Company’s inception, January 30, 2012.

(o) Narrative disclosure to summary compensation table.

The Company is a smaller reporting company.  The Company has not paid to any executive officer or director any form of compensation whatsoever, including but not limited to any cash, stock, warrant, option, grant, pension, deferred compensation, incentive plan, since inception on January 30, 2012.

(p) Outstanding equity awards at fiscal year-end table.

The Company has not awarded any equity to any executive officer or director since inception on January 30, 2012.

(q) Compensation of directors.

Since inception on January 30, 2012, the Company has not paid any director any compensation including cash, stock, stock options, stock grants, non-equity incentives, nonqualified deferred compensation, any deferred compensation or any form of compensation whatsoever.

(s) Narrative disclosure of the registrant’s compensation policies and practices as they relate to the registrant’s risk management.

Since inception, January 30, 2012, the registrant has not established any compensation plan, policies or practices.  The registrant has not paid any compensation in any form to any executive officer or director.

(t) Golden parachute compensation.

The Company has no golden parachute compensation plan, including cash, equity, pension, tax reimbursement, other benefits or any other forms of compensation whatsoever, program or policy for any executive or director.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

(a)

(b)

Security ownership of certain beneficial owners and management

The following table sets forth, as of February 28, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

First State Capital Investments, Incorporated

Security Ownership of Certain Beneficial Owners and Management

February 28, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Media Services, Inc., [1] 1514 N 35th Street, Seattle, WA 98103	100,000 shares	50%
Common Stock	Enterprise Creations, LLC [2] 136 E. 8th Street, #298, Port Angeles, WA 98362	100,000 shares	50%

1 Media Services, Incorporated is a State of Washington corporation, incorporator and a shareholder (holding 50% of the issued and outstanding shares of Common Stock) of the Company.  Ms. Sallye Soltner, Director, Chief

Executive Officer, President and Treasurer of the Company is the sole shareholder, Director, President, Treasurer and Secretary of Media Services, Incorporated.  As the sole shareholder of Media Services, Incorporated, Ms. Soltner has voting and dispositive rights to the Common Shares of the Company held by Media Services, Incorporated.

2 Enterprise Creations, LLC, is a Utah Limited Liability Company, incorporator and a shareholder (holding 50% of the issued and outstanding shares of Common Stock) of the Company.  Mr. William D. Kyle, Director, Chief Financial Officer and Secretary of the Company is the sole Managing Member of Enterprise Creations, LLC.  Mr. William D. Kyle, as the sole Managing Member of Enterprise Creations, LLC, has voting and dispositive power and rights with regard to the Common Shares of the Company held by Enterprise Creations, LLC.

(c)

Changes in control

There are no arrangements known to the registrant, including any pledge by any person of securities of the registrant or any of its parents that may at a subsequent date result in a change in control of the registrant.

Item 14.

Principal Accounting Fees and Services.

M&K CPAs PLLC has served as the Company’s principal PCAOB Member audit firm.  M&K CPAs PLLC has performed all audits and review of the Company’s financial records since the Company’s inception on January 30, 2012.

(1)

Audit Fees: the aggregate fees billed since inception (January 30, 2012) for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q were $3,500.00.

(2)

Audit-Related Fees the aggregate fees billed since inception (January 30, 2012) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A were zero ($0).

(3)

Tax Fees: the aggregate fees billed since inception (January 30, 2012) for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning: zero ($0).

(4)

All Other Fees: the aggregate fees billed since inception (January 30, 2012) for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A: zero ($0).

(5)

The Company has no audit committee.

(6)

Only the principal accountant’s full-time, permanent employees performed audit or review work on behalf of the Company.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

Financial Statements

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flow

Exhibits

(3)(i)

Articles of Incorporation (incorporated by reference to the Company’s Form 10-12)

(3)(ii)

By-laws (incorporated by reference to the Company’s Form 10-12)

(100)

XBRL-Related Documents

(101)

Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) First State Capital Investments, Incorporated.

By: s/s William D. Kyle

William D. Kyle, Chief Financial Officer

Date: May 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: s/s Sallye W. Soltner

Sallye W. Soltner, Director and President

Date: May 30, 2013

By: s/s William D. Kyle

William D. Kyle, Director and Chief Financial Officer

Date: May 30, 2013

28