Form 10-Q/A
period 2013-05-31
First State Capital Investments, Inc
filed 2013-06-13
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of June 13, 2013

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

EXPLANATORY NOTES

Unless otherwise noted, references in this registration statement to "First State Capital Investments, Incorporated," the "Company," "we," "our" or "us" means First State Capital Investments, Incorporated.

This Form 10-Q/A, amending the Form 10-Q of First State Capital Investments, Inc. for the quarter ended May 31, 2013 and filed with the SEC on June 12, 2013, is filed solely for the purpose of filing its XBRL interactive files as exhibits to the Form 10-Q for the quarter ended May 31, 2012, which interactive files had not been filed with the Form 10-Q as originally filed.

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

June 13, 2013

/s/ Sallye W. Soltner

        Date

Sallye W. Soltner, CEO

June 13, 2013

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

Dated: June 13, 2013

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

Dated: June 13, 2013

18