Form 10-K/A
period 2013-03-28
First State Capital Investments, Inc
filed 2013-06-21
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

SEC 1673 (01-12)

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

200,000 shares of Common Stock, par value $0.001 as of June 14, 2013

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

This Form 10-K/A amending the Form 10-K of First State Capital Investments, Inc. for the fiscal year ended February 28, 2013 and filed with the SEC on June 3 2013, is filed for the purposes of filing its XBRL interactive files as exhibits to the Form 10-K for the fiscal year ended February 28, 2013, which interactive files had not been accepted with the Form 10-K as originally filed and for the addition of the certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 such certifications inadvertently omitted from the company’s original Form 10-K filing.

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

www.mkacpas.com

Houston, Texas

May 30, 2013

First State Capital Investments, Incorporated

(A Development Stage Company)

Balance Sheets
As Of February 28, 2013 And February 29, 2012

Balance Sheets	February 28, 2013	February 29, 2012
Assets
Assets, Current
Cash and Cash Equivalents	$200	$200
Assets, Current
Total Assets	$200	$200

Liabilities and Stockholders’ Equity
Liabilities
Liabilities, Current	$0	$0
Liabilities, Noncurrent	$0	$0
Total Liabilities	$0	$0

Stockholders’ Equity
Preferred Stock	$0	$0
Common Stock	$200	$200
Additional Paid-in Capital	$4,349	$0
Retained Earnings (Accumulated Deficit)	($4,349)	$0
Total Stockholders’ Equity	$200	$200
Liabilities and Stockholders’ Equity	$200	$200

Stockholders’ Equity, Number of Shares, Par Value and Other Disclosures
Preferred Stock, Par $0.001 Shares Authorized	50,000,000	50,000,000
Preferred Stock, Par $0.001 Shares Issued	0	0
Preferred Stock, Par $0.001 Shares Outstanding	0	0
Common Stock, Par $0.001 Shares Authorized	100,000,000	100,000,000
Common Stock, Par $0.001 Shares Issued	200,000	200,000
Common Stock, Par $0.001 Shares Outstanding	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statements of Operations

For The Twelve Months Ended February 28 and From Inception (January 30, 2012) To February 29, 2012

And For The Period January 30, 2012 (Inception) Through February 28, 2013

Income Statement	Twelve Months Ended February 28, 2013	January 30, 2012 (Inception) To February 29, 2012	January 30, 2012 (Inception) To February 28, 2013
Revenues
Revenues, total	$0	$0	$0
Cost of Revenue
Cost of Revenue, total	$0	$0	$0
Gross Profit	$0	$0	$0
Operating Expenses
Operating Expenses	$4,349	$0	$4,349
Operating Income	($4,349)	$0	($4,349)
Net Income (Loss) Available to Common Stockholders, Basic	($4,349)	$0	($4,349)

Earnings Per Share
Earnings Per Shares, Basic	($0.02)	$0
Weighted Average Number of Shares Outstanding, Basic	200,000	$0
Earnings Per Share, Diluted	($0.02)	$0
Weighted Average Number of Shares Outstanding, Diluted	200,000	$0
Earnings Per Share, Basic and Diluted	($0.02)	$0
Weighted Average Number of Shares Outstanding, Basic and Diluted	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statement Of Changes In Stockholders’ Equity

For The Period January 30, 2012 (Inception) Through February 28, 2013

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders’ Equity

Common Stock issued to incorporators at $0.001 per share	0	$0	200,000	$200	$0	$0	$200
Net Loss for the period ended February 29, 2012	0	$0	$0	$0	$0	$0	$0
Balance February 29, 2012	0	$0	200,000	$200	$0	$0	$200
Expenses paid by Incorporators	0	$0	$0	$0	$4,349	$0	$4,349
Net loss for the period ended February 28, 2013	0	$0	$0	$0	$0	($4,349)	($4,349)
Balance February 28, 2013	0	$0	200,000	$200	$4,349	($4,349)	$200

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Statements of Cash Flows

For The Twelve Months Ended February 28, 2013 And For The Period January 30, 2012 (Inception) Through February 29, 2012 and January 30, 2012 (Inception) through February 28, 2013

	Twelve Months Ended February 28, 2013	January 30, 2012 (Inception) To February 29, 2012	January 30, 2012 (Inception) To February 28, 2013
Cash Flows From Operating Activities
Net Income (Loss)	($4,349)	$0	($4,349)
Net Cash Provided by (Used in) Operating Activities	($4,349)	$0	($4,349)

Cash Flows From Financing Activities
Proceeds from issuance of Common Stock to incorporators	$0	$200	$200
Proceeds from Contributed Capital	$4,349	$0	$4,349
Net Cash Provided by financing Activities	$4,349	$200	$4,549

Net Changes In Cash	$0	$200	$200
Cash at Beginning of Period	$200	$0	$0
Cash at End of Period	$200	$200	$200

Supplemental Information
Interest Paid	$0	$0	$0
Taxes Paid	$0	$0	$0

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

(31 ii)

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. section 1350

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

Date: June 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: s/s Sallye W. Soltner

Sallye W. Soltner, Director and President

Date: June 20, 2013

By: s/s William D. Kyle

William D. Kyle, Director and Chief Financial Officer

Date: June 20, 2013

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

Dated: June 20, 2013

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

Dated: June 20, 2013