Form 10-Q
period 2013-11-30
First State Capital Investments, Inc
filed 2014-01-13
CIK 1543679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 10, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

First State Capital Investments, Incorporated

(A Development Stage Company)

BALANCE SHEETS

As Of November 30, 2013 (Unaudited) And February 28, 2013 (Audited)

	November, 2013	February 28, 2013
ASSETS
Current Assets
Cash	$200	$200
Total Current Assets	$200	$200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities	-	-
Long Term Liabilities	-	-
TOTAL LIABILITIES	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock (1)	-	-
Common Stock (2)	$200	$200
Additional Paid In Capital	$8,774	$4,349
Retained Earnings (Accumulated Deficit during development stage)	($8,774)	($4,349)
TOTAL STOCKHOLDERS’ EQUITY	$200	$200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

(1) Preferred Stock, $0.001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding
(2) Common Stock, $0.001 par value, 100,000,000 shares authorized, 200,000 shares issued and outstanding

See the accompanying summary of accounting policies and notes to the financial statements.

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED NOVEMBER 30 2013 AND NOVEMBER 30, 2012,

FOR THE NINE MONTHS ENDED NOVEMBER 30 2013 AND NOVEMBER 30, 2012

AND FOR THE PERIOD JANUARY 30, 2012 (INCEPTION) THROUGH NOVEMBER 30, 2013

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	January 30, 2012 (Inception) Through November 30, 2013
REVENUES
Revenue	-	-	-	-	-
TOTAL REVENUES	-	-	-	-	-

EXPENSES
Expenses	$1,075	$750	$4,425	$3,500	$8,774
TOTAL EXPENSES	$1,075	$750	$4,425	$3,500	$8,774

NET PROFIT OR (LOSS)	($1,075)	($750)	($4,425)	($3,500)	($8,774)

NET PROFIT OR (LOSS) PER COMMON SHARE	($0.00)	($0.00)	($0.02)	($0.01)

PER SHARE INFORMATION
Earnings Per Share of Common Stock	($0.00)	($0.00)	($0.02)	($0.01)
Weighted Average Number of Shares of Common Stock Outstanding	200,000	200,000	200,000	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

FIRST STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FOR THE NINE MONTHS ENDED NOVEMBER 30 2013 AND NOVEMBER 30, 2012

AND FOR THE PERIOD JANUARY 30, 2012 (INCEPTION) THROUGH NOVEMBER 30, 2013

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	January 30, 2012 (Inception) Through November 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES
Profit or (Loss)	($4,425)	($3,500)	($8,774)
NET CASH FLOW USED IN OPERATING ACTIVITIES	($4,425)	($3,500)	($8,774)

CASH FLOW FROM FINANCING ACTIVITIES
Cash Proceeds From Issuance of Common Stock to Incorporators	-	-	$200
Expenses Paid by Related Party	$4,425	$3,500	$8,774
NET CASH PROVIDED BY FINANCING ACTIVITIES	$4,425	$3,500	$8,974

NET INCREASE (DECREASE) IN CASH	-	-	$200

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$200	$200	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$200	$200	$200

SUPPLEMENTAL INFORMATION
Interest Paid	-	-	-
Taxes Paid	-	-	-

See the accompanying summary of accounting policies and notes to the financial statements.

First State Capital Investments, Incorporated

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013

Note 1- Basis of Presentation

The accompanying financial statements of First State Capital Investments, Incorporated (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of First State Capital Investments, Incorporated for the period ended November 30, 2013.  The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended February 28, 2013.  We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

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

During this reporting period (September 1, 2013 – November 30, 2013) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

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

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of November 30, 2013, there was $200 in the Company's checking account and no cash equivalents.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

		Fair Value Measurements At
November 30, 2013	Carrying Value November 30, 2013	Level 1	Level 2	Level 3
$0	$0	$0	$0	$0

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

On November 30, 2013, the Company's stock register reports a total 200,000 shares of Common Stock, par value $0.001, outstanding, with 100,000 shares held and owned by Media Services, Incorporated, incorporator and 100,000 shares held and owned by Enterprise Creations, LLC, incorporator.

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

The Company's fiscal year ends February 28.  For the most recently audited period, February 29, 2012 and ending February 28, 2013 the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

For the fiscal quarter of this filing (September 1, 2013 – November 30, 2013), the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

b. Liquidity and Capital Resources

As of November 30, 2013, the Company had a total of $200 in assets and no liabilities.  Since inception (January 30, 2012) the Company has only received $200 in capital from its two (2) stockholders/incorporators and has received no other funding or capital resources.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  To date, we have had no discussions with our stockholders, incorporators or other investors regarding funding and we have no funding commitment or written agreement for future expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and may have to cease operations.

During the next 12 months the Company anticipates incurring an estimated $5,000 for accounting related expenses, costs of filing Exchange Act reports and costs related to consummating a business combination.  The Company's present 'burn rate' is approximately $5,000 annually for anticipated accounting related expenses, filing of Exchange Act reports and costs related to a business combination; therefore, the Company will be out of money next quarter without additional funding.  The Company does not currently engage in any business activities that provide funds or cash flow.  As of November 30, 2013, the cash balance in the Company's treasury (bank account) was $200 USD.  The Company plans to pay the anticipated costs related to accounting, investigating and analyzing business combinations and filing of Exchange Act reports during the next 12 months with money in our treasury and additional amounts, if necessary, as may be loaned to or invested in the Company by our stockholders, management or other investors.  The Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors regarding funding and no funding commitment for future expenses has been obtained.  If in the future the Company needs funds to pay expenses, the Company will consider these and other yet to be identified options for raising funds and/or paying expenses.  If we are not able to obtain additional funding, the amount of cash in our treasury will run out in or about February 28, 2014.  In the event that the money in our treasury ran out and we failed to obtain additional funding, we might have to cease operations.

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

The Company has no material commitments for capital expenditures as of November 30, 2013, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

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

There have been no unregistered sales of equity securities during the three-month period (September 1, 2013 – November 30, 2013) of this report.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.  Mine Safety Disclosures.

This Item 4 is not applicable to the Company.

Item 5.  Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the three-month period (September 1, 2013 – November 30, 2013) of this report.

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

January 10, 2014

 /s/ Sallye W. Soltner

Date

Sallye W. Soltner, CEO

January 10, 2014

/s/ William D. Kyle

Date

William D. Kyle, CFO

Exhibit 31 (ii)

First State Capital Investments, Incorporated

CERTIFICATION REQUIRED BY

RULE 13a-14(b) OR RULE 15d-14(b)

AND 18 U.S.C. Section 1350

In connection with the Quarterly Report of First State Capital Investments, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended November 30, 2013 as filed with the US Securities and Exchange Commission on the date hereof (the “Report”), I, Sallye W. Soltner, President & Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sallye W. Soltner

Name: Sallye W. Soltner

Title: President & Chief Executive Officer

Dated: January 10, 2014

First State Capital Investments, Incorporated

CERTIFICATION REQUIRED BY

RULE 13a-14(b) OR RULE 15d-14(b)

AND 18 U.S.C. Section 1350

In connection with the Quarterly Report of First State Capital Investments, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended November 30, 2013 as filed with the US Securities and Exchange Commission on the date hereof (the “Report”), I, Sallye W. Soltner, President & Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ William D. Kyle

Name: William D. Kyle

Title: Chief Financial Officer

Dated: January 10, 2014